Form 10-K405
period 1996-09-30
OAKWOOD MORTGAGE INVESTORS INC OMI TRUST 1995-B
filed 1997-01-22
CIK 1004463

OMB APPROVAL
                                                   OMB Number 3235-0063
                                                   Expires: June 30, 1997

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]

For the fiscal year ended    September 30, 1996

                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [NO FEE REQUIRED]

For the transition period from __________________ to _________________________


Commission file number    33-99320


                                OMI TRUST 1995-B
             (Exact name of registrant as specified in its charter)

              Pennsylvaina                     23-2824328
    State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization


      c/o PNC Bank, N.A.
      Corporate Trust Department
      Attention:  Constantine Hromych
      1700 Market Street, Suite 1412, Philadelphia, PA                  19103
      (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code       (215) 585-8738

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                            OMI Trust 1995-B
                   Oakwood Mortgage Investors, Inc.
           Manufactured Housing Contract Senior/Subordinated
               Pass-Through Certificates, Series 1995-B

                               FORM 10-K
                                  INDEX

                                                                Page Number
PART I.

         Item 1.    Business
         Item 2.    Properties
         Item 3.    Legal Proceedings
         Item 4.    Submission of Matters to a Vote of Security Holders

PART II.

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
         Item 6.    Selected Financial Data
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Item 8.    Financial Statements and Supplementary Data
         Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.

         Item 10.   Directors and Executive Officers of the Registrant
         Item 11.   Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners and Management
         Item 13.   Certain Relationships and Related Transactions

PART IV.

         Item 14.   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K


SIGNATURES

INDEX OF EXHIBITS

                                   PART I


Item 1.    Business.

                  Not Applicable.

Item 2.    Properties.

                  Not Applicable.

Item 3.    Legal Proceedings.

                  Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

                  Not Applicable.


                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

           At the end of the Registrant's fiscal year, there were a total of 44 holders of the Registrant's Series 1995- B Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class A-2, Class A-3, Class A-4, Class B-1 and Class B-2 (collectively, the "Certificates").

Item 6.    Selected Financial Data.

                  Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                  Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

                  Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  Not Applicable.


                                 PART III

Item 10.   Directors and Executive Officers of the Registrant.

                  Not Applicable.

Item 11.   Executive Compensation.

                  Not Applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

                  Not Applicable.

Item 13.   Certain Relationships and Related Transactions.

                  Not Applicable.


                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                  Exhibits

                  99.1     Annualized Remittance Report.

                  99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (September 1994 Edition).

                  99.3 Servicer's Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement September 1994 Edition)

                                     SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OMI TRUST 1995-B, Registrant

                                           By: OAKWOOD MORTGAGE INVESTORS, INC.,
                                                as servicer


Dated:  December 27, 1996                    /s/ Douglas R. Muir
                                             Douglas R. Muir
                                             Vice President

                                 INDEX OF EXHIBITS

                                                        Page of Sequentially
                                                            Numbered Pages


99.1    Annualized Remittance Report

99.2 Annual Report of Registrant's Independent Certified Public Accountants as Required by Section 3.13(b) of the Registrant's Standard Terms to Pooling and Servicing Agreement
        (September 1994 Edition).........................................__-__

99.3 Servicer's Annual Compliance Statement as Required by Section 3.13(a) of Oakwood Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (September 1994 Edition)