Form 10-K405
period 1997-09-30
OAKWOOD MORTGAGE INVESTORS INC OMI TRUST 1995-B
filed 1997-12-29
CIK 1004463

                                   -------------------------------------
                                             OMB APPROVAL
                                   -------------------------------------
                                   OMB Number             3235-0063
                                   Expires:           June 30, 1997
                                   Estimated average burden
                                   hours per response  .... 1711.00
                                   -------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934. [FEE REQUIRED]

For the fiscal year ended September 30, 1997
                          -----------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. [NO FEE REQUIRED]

For the transition period from ________________________ to _____________________

Commission file number    33-83660
                          ------------------------------------------------------

                                OMI TRUST 1995-B
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvaina                               23-2824328
              ------------                               ----------
  State or other jurisdiction of           (I.R.S.  Employer Identification No.)
   incorporation or organization


c/o PNC Bank, N.A.
Corporate Trust Department
Attention:  Judy Wisniewskie
1700 Market Street, Suite 1412, Philadelphia, PA                 19103
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code (215) 585-8872
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            --------------------

Securities registered pursuant to Section 12(g) of the Act: None
                                                            --------------------

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

                                    FORM 10-K
                                      INDEX



                                                                                                        Page Number
PART I.

                    Item 1.          Business
                    Item 2.          Properties
                    Item 3.          Legal Proceedings
                    Item 4.          Submission of Matters to a Vote of Security Holders

PART II.

                    Item 1.          Market for Registrant's Common Equity and Related
                                     Stockholder Matters
                    Item 2.          Selected Financial Data
                    Item 3.          Management's Discussion and Analysis of Financial
                                     Condition and Results of Operations
                    Item 4.          Financial Statements and Supplementary Data
                    Item 5.          Changes In and Disagreements With Accountants on
                                     Accounting and Financial Disclosure

PART III.

                    Item 1.          Directors and Executive Officers of the Registrant
                    Item 2.          Executive Compensation
                    Item 3.          Security Ownership of Certain Beneficial Owners
                                     and Management
                    Item 4.          Certain Relationships and Related Transactions

PART IV.

                    Item 1.          Exhibits, Financial Statement Schedules and
                                     Reports on Form 8-K


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

Item 4.    Submission of Matters to a Vote of Security Holders.

                  Not Applicable.


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.

           At the end of the Registrant's fiscal year, there were a total of 48 holders of the Registrant's Series 1995-B Manufactured Housing Contract Senior/Subordinated Pass-Through Certificates, Class A-1, Class A-2, Class A-3, Class A-4, Class B-1 and Class B-2 (collectively, the "Certificates").

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

                                         OMI TRUST 1995-B, Registrant

                                         By:  OAKWOOD MORTGAGE INVESTORS, INC.,
                                                  as servicer


Dated:  December 26, 1997                  /s/ Douglas R. Muir
                                         -----------------------------
                                          Douglas R. Muir
                                          Vice President

                                INDEX OF EXHIBITS



                                                                                               Page of Sequentially
                                                                                                   Numbered Pages


99.1     Annualized Remittance Report

99.2     Annual Report of Registrant's Independent Certified Public Accountants as Required by
         Section 3.13(b) of the Registrant's Standard Terms to Pooling and Servicing Agreement
         (September 1994 Edition)........................................................................__-__

99.3     Servicer's Annual Compliance Statement as Required by Section 3.13(a) of Oakwood
         Mortgage Investors, Inc.'s Standard Terms to Pooling and Servicing Agreement (September 1994 Edition)


OAKWOOD MORTGAGE INVESTORS, INC. 1995-B                NOTE: THIS FISCAL YEAR-END SERIES REPORT REPORTS INFORMATION ON
OAKWOOD ACCEPTANCE CORP. -  SERVICER                   THE ASSETS INCLUDED IN OMI TRUST 1995-B AS OF THE END OF THE
FISCAL YEAR ENDED SERIES REPORT                        PREPAYMENT PERIOD THAT BEGAN ON SEPTEMBER 1, 1997 AND ENDED ON
REPORTING:  FISCAL YEAR 1997                           SEPTEMBER 30, 1997 AND AS OF THE END OF THE COLLECTION PERIOD
                                                       THAT BEGAN ON SEPTEMBER 2, 1997 AND ENDED ON OCTOBER 1, 1997.
                                                       ACCORDINGLY, THE INFORMATION PRESENTED WITH REGARD TO THE
                                                       CERTIFICATES REFLECTS INFORMATION AS OF THE CLOSE OF BUSINESS ON
                                                       OCTOBER 15, 1997, WHICH IS THE DISTRIBUTION DATE ON WHICH
                                                       COLLECTIONS MADE AND LOSSES INCURRED DURING SUCH PREPAYMENT
                                                       PERIOD AND COLLECTION PERIOD WERE PASSED THROUGH TO
                                                       CERTIFICATEHOLDERS.




                                            Scheduled Principal Balance of Contracts
--------------------------------------------------------------------------------------------------------------------------

Beginning                                                                                            Ending
Principal            Scheduled             Prepaid            Liquidated          Contracts          Principal
Balance              Principal             Principal          Principal           Repurchased        Balance
--------------------------------------------------------------------------------------------------------------------------
170,502,156.40    (4,833,858.05)         (7,378,487.51)     (11,058,575.58)         0.00            147,231,235.26
==========================================================================================================================


  Scheduled                                   Scheduled                                                    Amount
  Gross                      Servicing        Pass Thru              Liquidation        Reserve            Available for
  Interest                      Fee           Interest               Proceeds           Fund Draw          Distribution
-------------------------------------------------------------------------------------------------------------------------------
18,166,076.19              1,603,287.79      16,562,788.40          7,679,027.13          0.00              38,057,448.88(1)
===============================================================================================================================




                                    Reserve Fund
----------------------------------------------------------------------------------------------------


 Beginning                           Investment       Balance Before      Reserve     Reserve       Balance After
  Balance     Deposits   Distrib.     Interest     10/15/97 Distribution  Fund Draw   Fund Deposit  10/15/97 Distribution    Excess
------------------------------------------------------------------------------------------------------------------------------------
 376,474.77     0.00    -17,966.32    17,996.22        376,504.67             0.00      0.00             376,504.67         1,504.67
====================================================================================================================================



Reserve Fund Required Balance
---------------------------------------
Before 10/15/97    After 10/15/97
Distribution       Distribution
---------------------------------------
 375,000.00          375,000.00
=======================================



                                                Certificate Account as of 9/30/97
----------------------------------------------------------------------------------------------------------------------------------

 Beginning                          Deposits                                             Investment                Ending
  Balance                 Principal            Interest            Distributions          Interest                Balance
----------------------------------------------------------------------------------------------------------------------------------
 307,038.47              23,240,813.94      18,709,865.39         (41,360,881.05)         33,553.57             930,390.32
==================================================================================================================================



                               P&I Advances at Distribution Date
-----------------------------------------------------------------------------------------
                                  Aggregate           Aggregate
         Beginning                Recovered            Advances                Ending
          Balance                 Advances               Made                 Balance
-----------------------------------------------------------------------------------------
        2,006,215.13           (18,831,008.33)      18,442,326.80           1,617,533.60
=========================================================================================

(1) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $0.00 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE DEPOSITED INTO THE RESERVE FUND, AND $1,603,287.79 OF SUCH AMOUNTS WERE USED TO PAY SERVICING FEES DUE TO THE SERVICER. CONSEQUENTLY, THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $36,454,161.09.

OAKWOOD MORTGAGE INVESTORS, INC. 1995-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

[zz]

OAKWOOD MORTGAGE INVESTORS, INC. 1995-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

                                                              Repo Properties
                                                              Brought Current by
                           Gross Repossessions                      Borrower                    Net Current Repos
                                     Principal                     Principal                      Principal
                      #               Balance          #            Balance             #          Balance
                  ------------------------------  -------------------------------  --------------------------------
Oct-96                56       $  1,590,724.70         (1)      $ (24,464.56)            55   $ 1,566,260.14
Nov-96                37            948,037.38                                           37       948,037.38
Dec-96                40          1,160,894.62          -                  -             40     1,160,894.62
Jan-97                29            708,016.75         (1)         (5,271.08)            28       702,745.67
Feb-97                32            955,032.64         (2)        (63,263.52)            30       891,769.12
Mar-97                36          1,032,822.35          -                  -             36     1,032,822.35
Apr-97                34          1,045,502.28         (1)        (33,872.39)            33     1,011,629.89
May-97                35          1,074,523.33          -                  -             35     1,074,523.33
Jun-97                33            898,315.04          -                  -             33       898,315.04
Jul-97                27            776,644.51          -                  -             27       776,644.51
Aug-97                33            919,992.43         (1)        (58,179.80)            32       861,812.63
Sep-97                41          1,214,191.15          -                  -             41     1,214,191.15
                  -----------------------------  -------------------------------  ---------------------------------

Total of month
 end balance         433       $ 12,324,697.18         (6)     $ (185,051.35)           427  $ 12,139,645.83
                  =============================  ===============================  =================================

Average month
 end balance          36  $     1,027,058.10           (1)     $  (15,420.95)            36  $  1,011,637.15
                  =============================  ==============================  ==================================





                            Aggregate Repo Properties
                             in Trust at Month-End
                                    Principal
                      #              Balance
                  -------------------------------------

Oct-96                55           1,566,260.14
Nov-96                92           2,514,297.52
Dec-96               132           3,675,192.14
Jan-97               160           4,377,937.81
Feb-97               190           5,269,706.93
Mar-97               226           6,302,529.28
Apr-97               259           7,314,159.17
May-97               294           8,388,682.50
Jun-97               327           9,286,997.54
Jul-97               354          10,063,642.05
Aug-97               386          10,925,454.68
Sep-97               427          12,139,645.83
                 ---------------------------------------

Total of month
 end balance       2,902        $ 81,824,505.59
                 =======================================

Average month
 end balance         242        $  6,818,708.80
                 =======================================


OAKWOOD MORTGAGE INVESTORS, INC. 1995-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997


                                                                          Delinquency Analysis
                    ------------------------------------------------------------------------------------------------------------

                       31 to 59 days             60 to 89 days          90 days and Over              Total Delinq.
                                 Principal             Principal                Principal                          Principal
                    #             Balance      #        Balance        #         Balance           #                Balance
                    ------------------------------------------------------------------------------------------------------------


Oct-96                 98    $ 2,585,789.02    68   $ 1,810,706.35    164    $ 5,123,285.42       330           $ 9,519,780.79
Nov-96                100      2,817,068.05    53     1,372,365.86    193      5,880,924.27       346            10,070,358.18
Dec-96                112      3,236,723.19    63     1,858,199.80    196      5,892,732.27       371            10,987,655.26
Jan-97                116      3,321,269.22    69     2,119,743.04    193      6,085,201.81       378            11,526,214.07
Feb-97                104      2,954,016.52    43     1,311,587.72    197      6,389,916.07       344            10,655,520.31
Mar-97                 91      2,700,449.72    44     1,360,847.95    179      5,948,894.68       314            10,010,192.35
Apr-97                 66      1,723,920.56    50     1,511,012.65    163      5,463,647.80       279             8,698,581.01
May-97                 94      2,702,825.37    42     1,082,042.07    165      5,580,446.75       301             9,365,314.19
Jun-97                113      3,139,946.18    51     1,640,089.52    169      5,498,424.92       333            10,278,460.62
Jul-97                 88      2,486,874.36    53     1,647,087.79    171      5,419,961.87       312             9,553,924.02
Aug-97                115      3,044,637.70    47     1,372,401.84    164      5,237,783.88       326             9,654,823.42
Sep-97                 97      2,705,948.78    47     1,288,048.25    171      5,420,569.36       315             9,414,566.39
                    ----------------------------------------------------------------------------------------------------------

Total of month
 end balance        1,194   $ 33,419,468.67   630  $ 18,374,132.84  2,125   $ 67,941,789.10     3,949         $ 119,735,390.61
                    ==========================================================================================================

Average month
end balance           100    $ 2,784,955.72    53   $ 1,531,177.74    177    $ 5,661,815.76       329           $ 9,977,949.22
                    ==========================================================================================================

OAKWOOD MORTGAGE INVESTORS, INC. 1995-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

REPOSSESSION LIQUIDATION REPORT



                 Liquidated                                                                                       Net
Prepayment        Principal             Sales            Insur.            Total          Repossession        Liquidation
Period             Balance            Proceeds          Refunds          Proceeds           Expenses            Proceeds
------------------------------------------------------------------------------------------------------------------------------------

SEE MONTHLY INVESTOR REPORTS FOR DETAIL
Oct-96             582,777.80          532,700.00      28,110.74          560,810.74         56,819.58           503,991.16
Nov-96             589,532.30          519,092.00      30,479.51          549,571.51         67,093.51           482,478.00
Dec-96             865,005.51          830,291.72      42,688.50          872,980.22        109,924.91           763,055.31
Jan-97             918,724.60          831,903.67      43,051.05          874,954.72        132,046.56           742,908.16
Feb-97             988,593.39          889,304.08      41,670.94          930,975.02        131,576.37           799,398.65
Mar-97           1,163,825.86        1,059,210.33      41,477.63        1,100,687.96        131,010.25           969,677.71
Apr-97           1,222,203.78        1,135,511.00      46,578.67        1,182,089.67        161,645.95         1,020,443.72
May-97             813,227.03          696,252.00      21,934.50          718,186.50        118,801.17           599,385.33
Jun-97             926,714.73          808,423.36      30,310.94          838,734.30        139,876.11           698,858.19
Jul-97           1,027,103.67          822,205.35      32,170.04          854,375.39        115,795.55           738,579.84
Aug-97           1,271,219.03        1,218,574.05      38,140.53        1,256,714.58        166,834.69         1,089,879.89
Sep-97             689,647.88          611,932.48      17,535.60          629,468.08        100,522.12           528,945.96
               =====================================================================================================================
                11,058,575.58        9,955,400.04     414,148.65       10,369,548.69      1,431,946.77         8,937,601.92
               =====================================================================================================================


                                        Net              Current
Prepayment       Unrecov.            Pass Thru          Period Net       Cumulative
Period           Advances             Proceeds         Gain/(Loss)    Gain/(Loss)
----------      ------------------------------------------------------------------------

SEE MONTHLY INVESTOR REPORTS FOR DETAIL
Oct-96             57,737.86           446,253.30      (136,524.50)
Nov-96             59,001.46           423,476.54      (166,055.76)
Dec-96             89,182.63           673,872.68      (191,132.83)
Jan-97            109,707.97           633,200.19      (285,524.41)
Feb-97            103,133.45           696,265.20      (292,328.19)
Mar-97            131,008.24           838,669.47      (325,156.39)
Apr-97            147,652.51           872,791.21      (349,412.57)
May-97             97,977.86           501,407.47      (311,819.56)
Jun-97            126,420.84           572,437.35      (354,277.38)
Jul-97            112,482.22           626,097.62      (401,006.05)
Aug-97            135,691.34           954,188.55      (317,030.48)
Sep-97             88,578.41           440,367.55      (249,280.33)
                ===================================================
                1,258,574.79         7,679,027.13    (3,379,548.45)    (4,132,046.43)
                ====================================================================


OAKWOOD MORTGAGE INVESTORS, INC. 1995-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997

CERTIFICATE PRINCIPAL ANALYSIS

PRINCIPAL

                                       Original              Beginning              Current         Accelerated
             Cert.                    Certificate           Certificate            Principal         Principal        Writedown
             Class                     Balances               Balances              Payable         Distribution      Amounts (1)
------------------------------------------------------------------------------------------------------------------------------------
A-1                                  52,393,000.00          35,750,198.65       (23,270,921.39)         0.00             0.00
A-1 Outstanding Writedown                     0.00                   0.00                 0.00          0.00             0.00

A-2                                  62,169,000.00          62,169,000.00                 0.00          0.00             0.00
A-2 Outstanding Writedown                     0.00                   0.00                 0.00          0.00             0.00

A-3                                  29,540,000.00          29,540,000.00                 0.00          0.00             0.00
A-3 Outstanding Writedown                     0.00                   0.00                 0.00          0.00             0.00

A-4                                  15,907,000.00          15,907,000.00                 0.00          0.00             0.00
A-4 Outstanding Writedown                     0.00                   0.00                 0.00          0.00             0.00

B-1                                  19,650,000.00          19,650,000.00                 0.00          0.00             0.00
B-1 Outstanding Writedown                     0.00                   0.00                 0.00          0.00             0.00

B-2                                   7,485,958.00           7,485,958.00                 0.00          0.00             0.00
B-2 Outstanding Writedown                     0.00                   0.00                 0.00          0.00             0.00


                                 ---------------------------------------------------------------------------------------------------

                                    187,144,958.00         170,502,156.65       (23,270,921.39)         0.00             0.00
                                 ===================================================================================================


                                         Ending                                 Principal Paid
             Cert.                    Certificate                   Pool           Per $1,000
             Class                       Balances                  Factor         Denomination
----------------------------       -----------------------------------------------------------------
A-1                                   12,479,277.26                 23.81860%        650.93
A-1 Outstanding Writedown                      0.00                  0.00              0.00

A-2                                   62,169,000.00                100.00000%          0.00
A-2 Outstanding Writedown                      0.00                  0.00              0.00

A-3                                   29,540,000.00                100.00000%          0.00
A-3 Outstanding Writedown                      0.00                  0.00              0.00

A-4                                   15,907,000.00                100.00000%          0.00
A-4 Outstanding Writedown                      0.00                  0.00              0.00

B-1                                   19,650,000.00                100.00000%          0.00
B-1 Outstanding Writedown                      0.00                  0.00              0.00

B-2                                    7,485,958.00                100.00000%          0.00
B-2 Outstanding Writedown                      0.00                  0.00              0.00


                                   ----------------

                                     147,231,235.26
                                   ================


(1) THIS REPRESENTS THE AMOUNT OF LOSSES ON THE ASSETS THAT WERE ALLOCATED TO REDUCED THE OUTSTANDING PRINCIPAL BALANCE OF THE CERTIFICATES IN ACCORDANCE WITH THE APPLICABLE POOLING AND SERVICING AGREEMENT.

OAKWOOD MORTGAGE INVESTORS, INC. 1995-B
OAKWOOD ACCEPTANCE CORP. -  SERVICER
FISCAL YEAR ENDED SERIES REPORT
REPORTING:  FISCAL YEAR 1997


CERTIFICATE INTEREST ANALYSIS



           Certificate               Remittance      Beginning          Current               Total                   Interest
              Class                     Rate          Balance           Accrual                Paid                   Shortfall
                                   -------------------------------------------------------------------------------------------------
A-1                                     6.25%           0.00         1,598,551.34         1,598,551.34                     0.00
A-1  Carryover Interest                 0.00            0.00                 0.00                 0.00                     0.00
A-1  Writedown Interest                 0.00            0.00                 0.00                 0.00                     0.00

A-2                                     6.45%           0.00         4,009,900.56         4,009,900.56                     0.00
A-2  Carryover Interest                 0.00            0.00                 0.00                 0.00                     0.00
A-2  Writedown Interest                 0.00            0.00                 0.00                 0.00                     0.00

A-3                                     6.90%           0.00         2,038,260.00         2,038,260.00                     0.00
A-3  Carryover Interest                 0.00            0.00                 0.00                 0.00                     0.00
A-3  Writedown Interest                 0.00            0.00                 0.00                 0.00                     0.00

A-4                                     7.50%           0.00         1,193,025.00         1,193,025.00                     0.00
A-4  Carryover Interest                 0.00            0.00                 0.00                 0.00                     0.00
A-4  Writedown Interest                 0.00            0.00                 0.00                 0.00                     0.00

B-1                                     7.55%           0.00         1,483,575.00         1,483,575.00                     0.00
B-1  Carryover Interest                 0.00            0.00                 0.00                 0.00                     0.00
B-1  Writedown Interest                 0.00            0.00                 0.00                 0.00                     0.00

B-2                                     8.65%           0.00           647,535.36           647,535.36                     0.00
B-2  Carryover Interest                 0.00            0.00                 0.00                 0.00                     0.00
B-2  Writedown Interest                 0.00            0.00                 0.00                 0.00                     0.00

X                                                 752,497.73         5,591,941.14         2,212,392.44             3,379,548.70

R                                                       0.00                 0.00                 0.00                     0.00

Service Fee                                             0.00         1,603,287.79         1,603,287.79                     0.00
                                          ------------------------------------------------------------------------------------------

                                                  752,497.73        18,166,076.19        14,786,527.49             3,379,548.70

Less Reserve Fund Deposit                                                                         0.00
                                                                               ------------------------

                                                                                         14,786,527.49(1)
                                                                               ========================


                                                             Interest Paid
           Certificate                        Ending           Per $1,000              Cert.                    TOTAL
              Class                           Balance         Denomination             Class                 DISTRIBUTION
                                        ----------------------------------------------------------------------------------
A-1                                              0.00              44.71                  A-1                 24,869,472.73
A-1  Carryover Interest                          0.00               0.00
A-1  Writedown Interest                          0.00               0.00

A-2                                              0.00              64.50                  A-2                  4,009,900.56
A-2  Carryover Interest                          0.00               0.00
A-2  Writedown Interest                          0.00               0.00

A-3                                              0.00              69.00                  A-3                  2,038,260.00
A-3  Carryover Interest                          0.00               0.00
A-3  Writedown Interest                          0.00               0.00

A-4                                              0.00              75.00                  A-4                  1,193,025.00
A-4  Carryover Interest                          0.00               0.00
A-4  Writedown Interest                          0.00               0.00

B-1                                              0.00              75.50                  B-1                  1,483,575.00
B-1  Carryover Interest                          0.00               0.00
B-1  Writedown Interest                          0.00               0.00

B-2                                              0.00              86.50                  B-2                    647,535.36
B-2  Carryover Interest                          0.00               0.00
B-2  Writedown Interest                          0.00               0.00

X                                        4,132,046.43                                      X                   2,212,392.44

R                                                0.00                                      R

Service Fee                                      0.00                                                          1,603,287.79
                                        -------------                                                 ---------------------

                                         4,132,046.43                                                         38,057,448.88

Less Reserve Fund Deposit                                                                                              0.00
                                                                                                       ---------------------

                                                                                                                38,057,448.88(1)
                                                                                                       =====================




(1) PURSUANT TO THE APPLICABLE POOLING AND SERVICING AGREEMENT, $0.00 OF THE AMOUNTS AVAILABLE FOR DISTRIBUTION ON DISTRIBUTION DATES DURING THE FISCAL YEAR WERE DEPOSITED INTO THE RESERVE FUND, AND $1,603,287.79 OF SUCH AMOUNTS WERE USED TO PAY SERVICING FEES DUE TO THE SERVICER. CONSEQUENTLY, THE TOTAL AMOUNT DISTRIBUTED ON THE CERTIFICATES DURING THE FISCAL YEAR WAS $36,454,161.09.

                         Independent Accountant's Report


November 3, 1997

To the Board of Directors
of Oakwood Acceptance Corporation






We have examined management's assertion about Oakwood Acceptance Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended September 30, 1997 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 1997 is fairly stated, in all material respects.



/s/ PRICE WATERHOUSE LLP

November 3, 1997


Price Waterhouse LLP
Suite 1800
200 West 2nd Street
Winston-Salem, NC 27101

Ladies and Gentlemen:

As of and for the year ended September 30, 1997, Oakwood Acceptance Corporation
(OAC) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (the "USAP"). As of and for this same period, OAC had in effect a fidelity bond and errors and omissions policy in the amount of $5,000,000 and $3,500,000 respectively.


/s/ Nicholas J St. George                            /s/ C. Michael Kilbourne
-------------------------                            ------------------------
Nicholas J. St. George, Chairman of the Board        C. Michael Kilbourne, President





/s/ Robert A. Smith                                  /s/ Douglass R Muir
-------------------                                  -------------------
Robert A. Smith, EVP-Consumer Finance                Douglas R. Muir, VP, Treasurer/Secretary





/s/ Matthew S. Hukill
---------------------
Matthew S. Hukill, Controller

                         OAKWOOD ACCEPTANCE CORPORATION
                          ANNUAL OFFICER'S CERTIFICATE

                        OAKWOOD MORTGAGE INVESTORS, INC.
                  SENIOR/SUBORDINATED PASS-THROUGH CERTIFICATES
                                  SERIES 1995-B


Pursuant to Section 3.13(a) of the Standard Terms to Pooling and Servicing Agreement (September 1994 Edition) which is incorporated in the Pooling and Servicing Agreement dated October 1, 1995 among Oakwood Mortgage Investors, Inc., Oakwood Acceptance Corporation (the "Servicer") and PNC Bank, N.A., the undersigned officer of the Servicer hereby certifies that a review of the activities of the Servicer during the period October 1, 1996 through September 30, 1997 and of its performance under the Pooling and Servicing Agreement has been made under his supervision and to the best of his knowledge, based on such review, the Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement through such period.



By:  /s/ Douglas R. Muir
------------------------

Name:  Douglas R. Muir
------------------------

Title:  Vice President
------------------------

Date:  September 30, 1997
------------------------